Form 10QSB
period 2007-09-30
WENTWORTH VI INC
filed 2008-01-02
CIK 1408711

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-52821

Wentworth VI, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

36-4611496
(I.R.S. Employer Identification Number)

190 Lakeview Way, Vero Beach, FL 32963
(Address of Principal Offices)

(772) 231-7544
(Issuer’s Telephone Number)

936A Beachland Blvd., Suite 13, Vero Beach, FL 32963
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,500,000 shares of common stock, par value $.0001 per share, outstanding as of January 2, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

WENTWORTH VI, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Wentworth VI, Inc. (“we”, “us”, “our” or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Wentworth VI, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

September 30,
2007

Assets

Currents assets
Cash and cash equivalents	$12,164

Total current assets	12,164

Total assets	$12,164

Liabilities and Stockholders' (Deficit)

Current liabilities
Account payable	$1,500
Accrued expenses	3,000
Note payable and accrued interest due to related party	35,720

Total current liabilities	40,220

Stockholders' (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
4,500,000 shares issued and outstanding	450
(Deficit) accumulated during the development stage	(28,506)

Total stockholders' (deficit)	(28,056)

Total liabilities and stockholders' deficit	$12,164

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

Cumulative Period
From July 2, 2007
(Inception) to
September 30, 2007

Revenue	$-

Operating expenses
General and administrative	27,786

Total operating expenses	27,786

Loss from operations	(27,786)

Other income (expense)
Interest expense	(720)

Net loss	$(28,506)

Net loss per share - basic and diluted	$(.006)

Weighted average number of shares outstanding - basic and diluted	4,500,000

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from July 2, 2007 (Inception) to September 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balances at July 2, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on July 2, 2007 at par value ($0.0001 per share)	4,500,000	450	-	-	450

Net loss	-	-	-	(28,506)	(28,506)

Balances at September 30, 2007	4,500,000	$450	$-	$(28,506)	$(28,056)

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

Cumulative Period
From July 2, 2007
(Inception) to
September 30, 2007

Cash Flows From Operating Activities
Net loss	$(28,506)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,500
Accrued expenses	3,000
Accrued interest due to related party	720

Net cash used in operating activities	(23,286)

Cash Flows From Financing Activities
Proceeds from note payable to related party	35,000
Proceeds from sale of common stock	450

Net cash provided by financing activities	35,450

Net increase in cash	12,164

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$12,164

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

1.	Organization and Basis of Presentation

Wentworth VI, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 2, 2007. The Company is a new enterprise in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”). The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $28,506. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Fair Value of Financial Instruments
The Company's financial instruments include cash equivalents, accrued expenses, and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Net Loss Per Share
Basic loss per share (EPS) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Period From July 2, 2007 (Inception) to September 30, 2007, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results of operations, or cash flows.

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

3.	Note Payable - Related Party

In July of 2007, the Company borrowed $35,000 from Keating Investments, LLC (“Keating Investments”), a related party to the Company’s sole officer and director, under an unsecured promissory note bearing interest at 8.25% per annum, with principal and interest due and payable upon demand. Kevin R. Keating, the Company’s sole officer and director, is the father of the managing member of Keating Investments.

For the cumulative period from July 2, 2007 (Inception) through September 30, 2007, the Company recognized $720 of interest expense in relation to this outstanding related party note payable.

4.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At September 30, 2007, there were 4,500,000 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

In July of 2007, the Company issued 125,000 shares of common stock to Kevin R. Keating for cash consideration of $0.0001 per share (par value), resulting in cash proceeds to the Company of $12.50.

In July of 2007, the Company issued 4,375,000 shares of common stock to Keating Asia, Inc., a British Virgin Islands Corporation and 75% owned subsidiary of Keating Investments, for cash consideration of $0.0001 per share (par value), resulting in cash proceeds to the Company of $437.50.

Registration Rights
In September 2007, the Company granted demand and piggyback registration rights to its current stockholders (the “Stockholders”) pursuant to the terms and conditions of a registration rights agreement (the “Registration Rights Agreement”).

Pursuant to the Registration Rights Agreement, commencing on the date that is thirty days after the date the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction (a “Reverse Merger”), the Stockholders shall each have a separate one-time right to request the Company to register for resale the shares of common stock, (the “Common Stock”) held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”) as promptly as possible after filing and must keep the registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the Stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the Stockholders pursuant to Rule 144(k).

The registration rights granted to the Stockholders shall terminate on the earliest date when all shares of Common Stock of the Stockholders either: (i) have been publicly sold by the Stockholders pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve months (whether or not consecutive), or (iii) may be sold by the Stockholders pursuant to Rule 144(k), or Rule 144 without regard to the volume limitations for sales as provided under Rule 144.

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

The Registration Rights Agreement provides for penalties in the event the Company does not file a registration statement pursuant to the terms set forth therein or fails to act in certain other respects prescribed in the Registration Rights Agreement (an “Event”). On the date of an Event and on each monthly anniversary of each Event (if the Event has not been cured), the Company is required to pay to each Stockholder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the value of such unregistered shares of Common Stock as of the date of the Reverse Merger, as determined by the Board of Directors of the Company based on the offering price of securities sold by the Company in a securities offering consummated simultaneously with the Reverse Merger or, if no such securities offering has occurred, in good faith by the Board of Directors (the “Value”) for any unregistered shares of Common Stock then held by such Stockholder. The maximum aggregate liquidated damages payable to any Stockholder by the Company is capped at 15% of the Value.

Additionally, if within 12 months after closing of a Reverse Merger, registration statements covering all of the shares of Common Stock are not effective, the Stockholders will each have an option to require the Company to repurchase all of the Stockholder’s shares of Common Stock for an amount equal to the Value.

The Company is accounting for the registration rights and related penalty provisions in accordance with FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). Accordingly, as the registration rights are only exercisable if the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction, any potential penalties associated with such registration rights (that would require the Company to make future payments or otherwise transfer consideration to the Stockholders) are not currently probable or estimable and therefore no amounts have been recognized for such contingent obligations in the accompanying balance sheets or statements of operations.

5.	Other Related Party Transactions

On July 2, 2007, the Company and Vero Management, LLC (“Vero”) entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating is also the manager of Vero.

For the cumulative period from July 2, 2007 (Inception) September 30, 2007, the Company recorded $3,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

6.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at September 30, 2007 are as follows:

September 30,
2007

Assets
Capitalized start-up expenses	$4,276
Gross deferred tax asset	4,276
Valuation allowance	(4,276)
Net deferred tax asset	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from July 2, 2007 (Inception) to September 30, 2007 as follows:

September 30,
2007

U.S. federal income tax benefit at statutory rate	$(4,276)
Change in valuation allowance	4,276
Benefit from income taxes	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Wentworth VI, Inc. (“we”, “us”, “our” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the cumulative period from July 2, 2007 (Inception) to September 30, 2007, the Company had no activities that produced revenues from operations.

For the cumulative period from July 2, 2007 (Inception) to September 30, 2007, the Company had a net loss of $(28,506), comprised of (a) legal, accounting, audit and other professional service fees of $(24,139) incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed in September of 2007, (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”), (c) other operating expenses of $(647), and (d) interest expense on outstanding notes payable of $(720).

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $12,164, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of September 30, 2007 totaled $40,220, comprised of $1,500 of accounts payable, $3,000 of accrued expenses and $35,720 of notes payable and accrued interest due to related parties.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

Cumulative Period From
July 2, 2007 (Inception) to
September 30, 2007

Net cash used in operating activities	$(23,286)
Net cash used in investing activities	-
Net cash provided by financing activities	$35,450

Net effect on cash	$12,164

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii) consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Since our Registration Statement on Form 10-SB was deemed effective, Kevin R. Keating, our sole officer and director, has had contact and discussions with representatives of other entities regarding a business combination with us. As of the date of this report, the Company has not entered into any letter of intent or agreement regarding a business combination.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

The Company’s financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for the Company include accounting for registration payment arrangements.

FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

The Company’s stockholders have been granted certain registration rights in accordance with the terms of a Registration Rights Agreement that specifies and provides for penalties in the event the Company does not file a registration statement pursuant to the terms set forth therein or fails to act in certain other respects prescribed in the Registration Rights Agreement. The Company accounts for these registration rights and related penalty provisions in accordance with FSP EITF 00-19-2. The calculation of penalties and the determination of when to record such penalties involves significant judgment by management.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2007, the Company sold 125,000 and 4,375,000 shares of its common stock, par value $.0001 per share (the “Common Stock”) to Kevin R. Keating, our sole officer and director, and Keating Asia, Inc. (“Keating Asia”), respectively, for aggregate proceeds equal to $450. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). As of the date hereof, the Company has 4,500,000 shares of Common Stock issued and outstanding.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On July 2, 2007, the Company issued one promissory note, bearing eight and one quarter percent (8.25%) interest annually, in the principal amount of $35,000 to Keating Investments, LLC (“Keating Investments”), an affiliate of our majority stockholder (the “Note”). Interest shall accrue on the outstanding principal balance of the Note on the basis of a 360-day year daily from the date the Company receives the funds. The Note and all accrued interest mature on such date that Keating Investments, by delivery of written notice to the Company, demands payment of all obligations thereunder. For the cumulative period from July 2, 2007 (Inception) through September 30, 2007, the Company incurred $(720) of interest expense on the Note.

Effective July 2, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed monthly fee equal to $1,000 (the “Agreement”). The term of the Agreement is 12 months and may be terminated upon written notice by either party at any time. At the end of the initial 12 month term, the Agreement shall continue to remain in effect until terminated in writing by either party. Our sole officer and director, Kevin R. Keating, is also the manager of Vero. For the cumulative period from July 2, 2007 (Inception) through September 30, 2007, the Company incurred $(3,000) of management fees in relation to a broad range of managerial and administrative services provided by Vero. A copy of the Agreement is attached hereto as Exhibit 10.1.

On September 18, 2007, the Company offered certain registration rights to its stockholders, pursuant to the terms and conditions contained in that certain registration rights agreement, a copy of which is attached hereto as Exhibit 10.2 (the “Registration Rights Agreement”).

Pursuant to the Registration Rights Agreement, commencing on the date that is thirty (30) days after the date the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction (a “Reverse Merger”), the stockholders shall each have a separate one-time right to request the Company to register for resale the shares of Common Stock held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act as promptly as possible after the filing thereof and shall keep the demand registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the stockholders pursuant to Rule 144(k). Further, if all of the shares of Common Stock to be included in the registration statement filed cannot be so included due to certain comments from the SEC, and there is not an effective registration statement otherwise covering the shares of Common Stock, then the Company is obligated to prepare and file for such registration statement(s), such number of additional registration statements as may be necessary in order to ensure that all shares of Common Stock are covered by an existing and effective registration statement.

Additionally, the Registration Rights Agreement provides the stockholders with “piggyback” registration rights such that at any time there is not an effective registration statement covering the shares of Common Stock, and the Company files a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, then the Company is required to send written notice to the stockholders of such intended filings at least twenty (20) days prior thereto and is required to automatically include in such registration statement all shares of Common Stock held by the stockholders for resale and offer on a continuous basis pursuant to Rule 415 under the Securities Act (“Rule 415”); provided, however, that (i) if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company determines for any reason not to proceed with such registration, the Company will be relieved of its obligation to register any shares of Common Stock in connection with such registration, (ii) in case of a determination by the Company to delay registration of its securities, the Company will be permitted to delay the registration of shares of Common Stock for the same period as the delay in registering such other securities, (iii) each stockholder is subject to confidentiality obligations with respect to any information gained in this process or any other material non-public information he, she or it obtains, (iv) each stockholder is subject to all applicable laws relating to insider trading or similar restrictions; and (v) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders’ shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

The stockholders shall be entitled to include all shares of Common Stock for resale in the registration statement filed by the Company in connection with a public offering of equity securities by the Company, pursuant to Rule 415, so long as (1) such shares shall not be included as part of the underwritten offering of primary shares by the Company, unless the Company and underwriter agree to allow the inclusion of such shares of Common Stock as part of the underwritten offering and, in such event, the stockholders elect to include the shares of Common Stock in the underwriting subject to an allocation among all stockholders of registration rights in the manner set forth in the Registration Rights Agreement, (2) the underwriter approves the inclusion of such shares of Common Stock in such registration statement, subject to customary underwriter cutbacks applicable to all stockholders of registration rights, (3) the stockholders shall enter into the underwriters’ form of lockup agreement as and to the extent requested by the underwriters, which may require that all of the shares of Common Stock held by the stockholders not be sold or otherwise transferred without the consent of the underwriters for a period not to exceed 180 days from the closing of the offering contemplated by the registration statement, and (4) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders’ shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

The Registration Rights Agreement contains a cut-back provision, whereby, in the event all of the shares of Common Stock held by the stockholders cannot be included in a registration statement due to certain comments by the SEC or underwriter cutbacks, then the Company, unless otherwise prohibited by the SEC, shall cause the shares of Common Stock of the stockholders to be included in such registration statement to be reduced pro rata based on the number of shares of Common Stock held by all holders of registration rights.

The registration rights afforded to the stockholders shall terminate on the earliest date when all shares of Common Stock of the stockholders either: (i) have been publicly sold by the stockholders pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve (12) months (whether or not consecutive), or (iii) may be sold by the stockholders pursuant to Rule 144(k), or Rule 144 without regard to the volume limitations for sales as provided in that regulation, as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company's transfer agent and the affected stockholders.

The Registration Rights Agreement provides certain penalties in the event the Company does not file a registration statement pursuant to the terms set forth therein or fails to act in certain other respects prescribed in the Registration Rights Agreement (an “Event”). On the date of an Event and on each monthly anniversary of each such Event (if the Event has not been cured) the Company is required to pay to each stockholder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% of the value of such unregistered Registrable Securities as of the date of the Reverse Merger, as determined by the Board of Directors based on the offering price of securities sold by the Company in a securities offering consummated simultaneously with the Reverse Merger or, if no securities offering shall occur, in good faith by the Board of Directors (the “Value”) for any unregistered shares of Common Stock then held by such stockholder. The maximum aggregate liquidated damages payable to any stockholder by the Company shall be 15% of the Value.

Further, if, within 12 months after closing of a Reverse Merger, registration statements covering all of the shares of Common Stock are not effective, the stockholders will each have an option, at any time thereafter, to require the Company to repurchase all of the stockholder’s shares of Common Stock for an amount equal to the Value.

Each stockholder shall also indemnify the Company, each of its directors, each of its officers who signs the Registration Statement and each person, if any, who controls the Company within the meaning of the Securities Act or the Exchange Act against damages arising out of or based upon: (i) such stockholder’s provision of any untrue or alleged untrue statement of a material fact to be contained in any registration statement or prospectus or in connection with the qualification of the offering under the securities or other “blue sky” laws of any jurisdiction, or arising out of or relating to any such stockholder’s omission or alleged omission of a material fact required to be stated therein or necessary to make the statements contained in such registration statement or prospectus not misleading or (ii) such stockholder’s violation or alleged violation by the Company of the Securities Act or the Exchange Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the shares of Common Stock pursuant to a registration statement or (iii) such stockholder’s violation of the Registration Rights Agreement.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 2, 2007.

*3.2	By-Laws.

*10.1	Agreement by and between the Company and Vero Management, LLC, dated as of July 2, 2007.

*10.2	Registration Rights Agreement by and among the Company, Keating Asia, Inc. and Kevin Keating, dated September 18, 2007.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 20, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 2, 2008	WENTWORTH VI, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating
Title: President