Form 10KSB
period 2007-12-31
WENTWORTH VI INC
filed 2008-03-31
CIK 1408711

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-52821

Wentworth VI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4611496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 Lakeview Way Vero Beach, FL	32963
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(772) 231-7544

Former name, address and former fiscal year, if changed since last report:
936A Beachland Blvd., Suite 13
Vero Beach, FL 32963

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No. ☐

The Company’s revenues for fiscal year ended December 31, 2007 were $0.

As of March 31, 2008, there were 6,200,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Wentworth VI, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Introduction

Wentworth VI, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware on July 2, 2007 and maintains its principal executive offices at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2007, and since its effectiveness, the Company has begun efforts to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Additionally, we contemplate that at least one of the finders of business combinations for the Company will be Keating Investments, LLC (“Keating Investments”), a Delaware limited liability company, an SEC Registered Investment Advisor, and our principal stockholder. Timothy J. Keating, who beneficially owns 75.40% of our issued and outstanding Common Stock and is also the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 60% interest in, Keating Investments, LLC.

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (July 2, 2007) through December 31, 2007, we have incurred a net loss of $42,940. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure an acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of the common stock, par value $0.0001 per share (the “Common Stock”). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 200,000,000 shares of Common Stock and a maximum of 10,000,000 shares of Preferred Stock, par value $.0001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction, our management, stockholders and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Item 2. Description of Property.

Effective July 2, 2007, the Company entered into a management agreement with Vero Management, L.L.C., a Delaware limited liability company (“Vero”), pursuant to which Vero shall provide office space, located at 190 Lakeview Way, Vero Beach, FL 32963, and other services for a fixed monthly fee of $1,000 for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the sole officer and director of the Company, owns and controls Vero.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of March 31, 2008, there were fifteen holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On July 2, 2007, the Company sold an aggregate of 125,000 shares of Common Stock to Kevin R. Keating for an aggregate purchase price equal to $12.50, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Kevin R. Keating (the “Keating Sale of Stock”). The Company consummated the Keating Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On July 2, 2007, the Company sold an aggregate of 4,375,000 shares of Common Stock to Keating Asia, Inc. (“Keating Asia”) for an aggregate purchase price equal to $437.50, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Keating Asia. (the “Keating Asia Sale of Stock”). The Company consummated the Keating Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Offering

On February 6, 2008, the Company commenced a private placement (the “Offering”) of shares of the Common Stock on a best efforts basis with expected gross proceeds of up to $85,000. The Company offered up to 34 investment units (the “Units”), each Unit consisting of 50,000 Shares at a per Unit price of $2,500.00.

On February 15, 2008, the Company closed on the sale of the 34 Units or 1,700,000 shares of Common Stock for proceeds equal to $85,000. The Company sold the Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder. In connection with this sale of common stock, the Company agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the shares.

The Company used $43,693 of the net proceeds from the offering to repay outstanding notes payable and management fees due to related parties. The Company plans to use the remaining net proceeds from the Offering as working capital. As of the date of this report, there are 6,200,000 shares of Common Stock issued and outstanding.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Registration Rights

On September 18, 2007, the Company granted demand and piggyback registration rights to its current stockholders (the “Stockholders”) pursuant to the terms and conditions of a registration rights agreement (the “Registration Rights Agreement”), a copy of which is attached hereto as Exhibit 10.2.

Pursuant to the Registration Rights Agreement, commencing on the date that is thirty days after the date the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction (a “Reverse Merger”), the Stockholders shall each have a separate one-time right to request the Company to register for resale the shares of Common Stock held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act as promptly as possible after filing and must keep the registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the Stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the Stockholders pursuant to Rule 144(k).

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

For the period from July 2, 2007 (Inception) to December 31, 2007 the Company had no activities that produced revenues from operations.

For the period from July 2, 2007 (Inception) to December 31, 2007, the Company had a net loss of $(42,940), comprised of (a) legal, accounting, audit and other professional service fees of $(34,488) incurred in relation to the filing of the initial Company’s Registration Statement on Form 10-SB filed in September of 2007 and the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed in January of 2008, (b) management fees of $(6,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”), (c) interest expense on outstanding notes payable of $(1,448), and (d) other miscellaneous operating expenses of $(1,004).

Liquidity and Capital Resources

As of December 31, 2007, the Company had assets equal to $3,393, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of December 31, 2007 totaled $45,883, comprised of $9,435 of accrued expenses and $36,448 of notes payable and accrued interest due to related parties.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

Cumulative Period From July 2, 2007 (Inception) to December 31, 2007
Operating activities	$(32,057)
Investing activities	-
Financing activities	$35,450

Net effect on cash	$3,393

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

Item 7. Financial Statements.

Wentworth VI, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wentworth VI, Inc.

We have audited the accompanying balance sheet of Wentworth VI, Inc. (the “Company”) (a development stage company) as of December 31, 2007, and the related statement of operations, stockholders’ equity, and cash flows for the period from inception (July 2, 2007) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of The Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth VI, Inc. as of December 31, 2007, and the result of its operations and cash flows for the period from inception (July 2, 2007) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since its inception and has a deficit in stockholders’ equity. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
March 17, 2008

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

Wentworth VI, Inc.
(A Development Stage Company)
Balance Sheet

December 31,
2007

Assets

Currents assets
Cash and cash equivalents	$3,393

Total current assets	3,393

Total assets	$3,393

Liabilities and Stockholders' (Deficit)

Current liabilities
Account payable	$-
Accrued expenses	9,435
Note payable and accrued interest due to related party	36,448

Total current liabilities	45,883

Stockholders' (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 4,500,000 shares issued and outstanding	450
(Deficit) accumulated during the development stage	(42,940)

Total stockholders' (deficit)	(42,490)

Total liabilities and stockholders' deficit	$3,393

See accompanying notes to financial statements

Wentworth VI, Inc.
(A Development Stage Company)
Statement of Operations

Cumulative Period
From July 2, 2007
(Inception) to
December 31, 2007

Revenue	$-

Operating expenses
General and administrative	41,492

Total operating expenses	41,492

Loss from operations	(41,492)

Other income (expense)
Interest expense	(1,448)

Net loss	$(42,940)

Net loss per share - basic and diluted	$(.010)

Weighted average number of shares of outstanding - basic and diluted	4,500,000

See accompanying notes to financial statements

Wentworth VI, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period From July 2, 2007 (Inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balances at July 2, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on July 2, 2007 at par value ($0.0001 per share)	4,500,000	450	-	-	450

Net loss	-	-	-	(42,940)	(42,940)

Balances at December 31, 2007	4,500,000	$450	$-	$(42,940)	$(42,490)

See accompanying notes to financial statements

Wentworth VI, Inc.
(A Development Stage Company)
Statement of Cash Flows

Cumulative Period
From July 2, 2007
(Inception) to
December 31, 2007

Cash Flows From Operating Activities
Net loss	$(42,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	-
Accrued expenses	9,435
Accrued interest due to related party	1,448

Net cash used in operating activities	(32,057)

Cash Flows From Financing Activities
Proceeds from note payable to related party	35,000
Proceeds from sale of common stock	450

Net cash provided by financing activities	35,450

Net increase in cash	3,393

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$3,393

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-

See accompanying notes to financial statements

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $42,940. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2007

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Period From July 2, 2007 (Inception) to December 31, 2007, the Company’s comprehensive loss was the same as its net loss.

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

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires non-controlling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

The adoption of these new Statements, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Note Payable – Related Party

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

For the cumulative period from July 2, 2007 (Inception) through December 31, 2007, the Company recognized $1,448 of interest expense in relation to this outstanding related party note payable.

4.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At December 31, 2007, there were 4,500,000 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

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

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

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
December 31, 2007

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

For the cumulative period from July 2, 2007 (Inception) December 31, 2007, the Company recorded $6,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

6.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31, 2007 are as follows:

December 31,
2007

Assets
Capitalized start-up expenses	$6,441
Gross deferred tax asset	6,441
Valuation allowance	(6,441)
Net deferred tax asset	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from July 2, 2007 (Inception) to December 31, 2007 as follows:

December 31,
2007

U.S. federal income tax benefit at statutory rate	$(6,441)
Change in valuation allowance	6,441
Benefit from income taxes	$-

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

7.	Subsequent Events

On February 15, 2008, the Company sold 1,700,000 shares of common stock in a private offering to both accredited and non-accredited investors at $0.05 per share, for total gross proceeds of $85,000 and also incurring $5,725 in expenses associated with the offering. The Company sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. In connection with this sale of common stock, the Company has agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the shares.

The Company used $42,693 of the net proceeds from the offering to repay outstanding notes payable and management fees due to related parties and plans to use the remaining net proceeds from the offering as working capital.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reason able assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term

Kevin R. Keating	66	President, Secretary and Director	July 2, 2007 thru Present

Kevin R. Keating, our President, Secretary, and Director, is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies, including us.  For more than 40 years he has been engaged in various aspects of the investment business.  Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, Mr. Keating was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

Additionally, Mr. Keating currently serves as director of the following companies: 99 Cent Stuff, Inc., Blue Holdings, Inc., DigitalFX International, Inc. and Bonds.com Group, Inc. Mr. Keating serves as the sole officer and director of Frezer, Inc. and Catalyst Lighting Group, Inc., which trade on the OTCBB under the symbols “FREZ.OB.” and “CYSU.OB.,” respectively. Mr. Keating serves as an officer and director of QuikByte Software, Inc., which trades on the OTCBB under the symbol “QBYT.OB.” Mr. Keating is also the sole officer and director of Wentworth IV, Inc., Wentworth V, Inc., Wentworth VII, Inc. and Wentworth VIII, Inc., all of which are publicly-reporting, non-trading, blank check, shell companies.

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

We currently contemplate that at least one of the finders of business combinations for the Company will be Keating Investments, a Delaware limited liability company and an SEC Registered Investment Advisor. Timothy J. Keating, who is the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 60% interest in, Keating Investments.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

On December 31, 2007, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics is attached hereto as Exhibit 14.1. Requests for copies of the Code of Ethics should be sent in writing to Wentworth VI, Inc., Attention: Compliance Officer, 190 Lakeview Way, Vero Beach, Florida 32963.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to the President of the Company for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation

Kevin R. Keating, President, Secretary and Director	2007	None

Director Compensation

We do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 31, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Kevin R. Keating (1) 190 Lakeview Way Vero Beach, FL 32963	125,000		2.02%

Keating Asia, Inc. Floor 35/ Suite 3506 Grand Gateway, Tower 2 3 Hongqiao Road Shanghai 200030 China	4,375,000		70.56%

Timothy J. Keating (2) c/o Keating Investments, LLC 5251 DTC Parkway, Suite 1000 Greenwood Village, CO 80111	4,675,000	(3)	75.40%

Luca Toscani c/o Keating Asia, Inc. Floor 35/ Suite 3506 Grand Gateway, Tower 2 3 Hongqiao Road Shanghai 200030 China	4,775,000	(4)	77.02%

All Directors and Officers as a Group (1 individual)	125,000		2.02%

(1)	Kevin R. Keating is the President, Secretary and sole director of the Company.
(2)	Timothy J. Keating is the son of Kevin R. Keating and is the Managing Member of, and holds approximately a 60% interest in, Keating Investments.
(3)
Keating Asia is the record owner of 4,375,000 shares of Common Stock. Keating Investments owns a 75% equity interest in Keating Asia and has voting and investment control over the securities owned by Keating Asia. Therefore, Keating Investments may be deemed a beneficial owner of the shares of Common Stock owned by Keating Asia. As of the date hereof, the Timothy J. Keating owns a 60% equity interest in Keating Investments, serves as President and Managing Member of Keating Investments, and has voting and investment control of the shares of Common Stock owned by Keating Investments. Thus, Timothy J. Keating may be deemed a beneficial owner of the 4,375,000 shares of Common Stock. Timothy J. Keating also beneficially owns 300,000 shares of Common Stock purchased on February 15, 2008. Therefore, Timothy J. Keating beneficially owns an aggregate of 4,675,000 shares of Common Stock, representing 75.40% of the outstanding shares of Common Stock.

(4)
Keating Asia is the record owner of 4,375,000 shares of Common Stock. Luca Toscani is the director of Keating Asia and has voting and investment control of the shares of Common Stock owned by Keating Asia. Accordingly, Luca Toscani beneficially owns such 4,375,000 shares of Common Stock owned of record by Keating Asia. Luca Toscani also beneficially owns 400,000 shares of Common Stock purchased on February 15, 2008. Therefore, Luca Toscani beneficially owns an aggregate of 4,775,000 shares of Common Stock, representing 77.02% of the outstanding shares of Common Stock.

Item 12. Certain Relationships and Related Transactions.

On July 2, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months (the “Agreement”). At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating is also the manager of Vero. A copy of the Agreement is attached hereto as Exhibit 10.1.

On July 2, 2007, the Company issued one promissory note (the “Note”), bearing eight and one quarter percent (8.25%) interest annually, in the principal amount of $35,000 to Keating Investments, an affiliate of Kevin R. Keating, our sole officer and director. Interest accrues on the outstanding principal balance of the Note on the basis of a 360-day year daily from the date the Company received the funds. The Note and all accrued interest mature on such date that Keating Investments, by delivery of written notice to the Company, demands payment of all obligations thereunder.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation.

*3.2	By-laws.

*10.1	Agreement by and among the Company and Vero Management, LLC, dated July 2, 2007.

*10.2	Registration Rights Agreement by and among the Company, Keating Asia, Inc. and Kevin R. Keating, dated September 18, 2007.

14.1	Corporate Code of Ethics and Conduct, adopted December 31, 2007.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Item 14. Principal Accountant Fees and Services

Comiskey & Company, P.C. (“Comiskey & Company”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Comiskey & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $7,000 for the fiscal year ended December 31, 2007.

Audit-Related Fees

There were no fees billed by Comiskey & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2007.

Tax Fees

There were $1,000 billed by Comiskey & Company for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2007.

All Other Fees

There were no fees billed by Comiskey & Company for other products and services for the fiscal year ended December 31, 2007.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH VI, INC.

Dated: March 31, 2008	By:	/s/ Kevin R. Keating
Kevin R. Keating
President, Secretary and Director