Form 10-Q
period 2008-06-30
WENTWORTH VI INC
filed 2008-07-28
CIK 1408711

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,200,000 shares of common stock, par value $.0001 per share, outstanding as of July 28, 2008.

WENTWORTH VI, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2

	Statements of Operations for the Three and Six Months Ended June 30, 2008	3
	(unaudited) and for the Cumulative Period from July 2, 2007 (Inception) to
	to June 30, 2008 (unaudited)

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative	4
	Period from July 2, 2007 (Inception) to June 30, 2008 (unaudited)

	Statements of Cash Flows for the Six Months Ended June 30, 2008 (unaudited)	5
	and for the Cumulative Period from July 2, 2007 (Inception) to June 30, 2008
	(unaudited)

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

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

Wentworth VI, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Currents assets
Cash and cash equivalents	$19,987	$3,393
Prepaid expenses and other assets	1,875	-

Total current assets	21,862	3,393

Total assets	$21,862	$3,393

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued expenses	$4,000	$9,435
Note payable and accrued interest due to related party	-	36,448

Total current liabilities	4,000	45,883

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 6,200,000 and 4,500,000 shares issued and outstanding, respectively	620	450
Additional paid-in capital	79,105	-
(Deficit) accumulated during the development stage	(61,863)	(42,940)

Total stockholders' equity (deficit)	17,862	(42,490)

Total liabilities and stockholders' equity (deficit)	$21,862	$3,393

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended June 30, 2008 (Unaudited)	Six Months Ended June 30, 2008 (Unaudited)	Cumulative Period From July 2, 2007 (Inception) to June 30, 2008 (Unaudited)

Revenue	$-	$-	$-

Operating expenses
General and administrative	7,157	18,678	60,170

Total operating expenses	7,157	18,678	60,170

Loss from operations	(7,157)	(18,678)	(60,170)

Other income (expense)
Interest expense	-	(245)	(1,693)

Net loss	$(7,157)	$(18,923)	$(61,863)

Net loss per share - basic and diluted	$(.001)	$(.003)

Weighted average number of shares of outstanding - basic and diluted	6,200,000	5,779,670

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From July 2, 2007 (Inception) to June 30, 2008
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at July 2, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on July 2, 2007 at par value ($0.0001 per share)	4,500,000	450	-	-	450

Net loss	-	-	-	(42,940)	(42,940)

Balances at December 31, 2007	4,500,000	450	-	(42,940)	(42,490)

Issuance of common stock on February 15, 2008 at $0.05 per share, net of issuance costs of $5,725	1,700,000	170	79,105	-	79,275

Net loss	-	-	-	(18,923)	(18,923)

Balances at June 30, 2008	6,200,000	$620	$79,105	$(61,863)	$17,862

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Six Months Ended June 30, 2008 (Unaudited)	Cumulative Period From July 2, 2007 (Inception) to June 30, 2008 (Unaudited)

Cash Flows From Operating Activities
Net loss	$(18,923)	$(61,863)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(1,875)	(1,875)
Accounts payable	-	-
Accrued expenses	(5,435)	4,000
Accrued interest due to related party	(1,448)	-

Net cash used in operating activities	(27,681)	(59,738)

Cash Flows From Financing Activities
Proceeds from note payable to related party	-	35,000
Repayment of note payable to related party	(35,000)	(35,000)
Proceeds from sale of common stock,
net of issuance costs	79,275	79,725

Net cash provided by financing activities	44,275	79,725

Net increase in cash	16,594	19,987

Cash and cash equivalents, beginning of period	3,393	-

Cash and cash equivalents, end of period	$19,987	$19,987

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,693	$1,693

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From July 2, 2007 (Inception) to December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $61,863. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2008

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

Fair Value of Financial Instruments
The Company's financial instruments include cash and cash equivalents, prepaid expenses, accrued expenses, and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From July 2, 2007 (Inception) to June 30, 2008, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The adoption of this new Statement, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

In February of 2008, the Company repaid all outstanding notes payable due and accrued interest to related parties using a portion of the proceeds raised from the issuance common stock in a private offering to accredited and non-accredited investors in February 2008 (see Note 4).

For the three and six months ended June 30, 2008, the Company recognized $0 and $245, respectively, of interest expense in relation to this outstanding related party note payable.

4.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At June 30, 2008, there were 6,200,000 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

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

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

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

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008

For the three and six months ended June 30, 2008, the Company recorded $3,000 and $6,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

6.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at June 30, 2008 are as follows:

June 30,
2008
(Unaudited)

Assets
Capitalized start-up expenses	$9,279
Gross deferred tax asset	9,279
Valuation allowance	(9,279)
Net deferred tax asset	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from July 2, 2007 (Inception) to June 30, 2008 as follows:

June 30,
2008
(Unaudited)

U.S. federal income tax benefit at statutory rate	$(9,279)
Change in valuation allowance	9,279
Benefit from income taxes	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Wentworth VI, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on July 2, 2007 and maintains its principal executive office at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $21,862, comprised of cash and cash equivalents and prepaid expenses and other assets. The Company’s current liabilities as of June 30, 2008 totaled $4,000, comprised of exclusively of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and for the cumulative period from July 2, 2007 (inception) to June 30, 2008:

	For the Six Months Ended June 30, 2008	For the Cumulative Period from July 2, 2007 (Inception) to June 30, 2008
Net cash used in operating activities	$(27,681)	$(59,738)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$44,275	$79,725
Net increase in cash	$16,594	$19,987

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 2, 2007 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2008, the Company had a net loss of $7,157, comprised of (a) legal, accounting, audit and other professional service fees of $3,289 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC and (c) miscellaneous expenses of $868.

For the six months ended June 30, 2008, the Company had a net loss of $18,923, comprised of (a) legal, accounting, audit and other professional service fees of $11,197 incurred in relation to the Company’s private placement offering in February of 2008, the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) interest expense of $245 and (d) miscellaneous expenses of $1,481.

For the cumulative period from July 2, 2007 (inception) to June 30, 2008, the Company had a net loss of $61,863, comprised primarily of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q, the filing of the Company’s Annual Reports on Form 10-KSB and the Company’s private placement offering in February of 2008.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 2, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 20, 2007 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2008	WENTWORTH VI, INC.

	By:	/s/ Kevin R. Keating
Kevin R. Keating
President, Secretary and Director