Form 10-Q
period 2008-09-30
WENTWORTH VI INC
filed 2008-10-23
CIK 1408711

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,200,000 shares of common stock, par value $.0001 per share, outstanding as of October 23, 2008.

WENTWORTH VI, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	2

	Statements of Operations for the Three Months Ended September 30, 2008 (Unaudited), for the Period from July 2, 2007 (Inception) to September 30, 2007 (Unaudited), Nine Months Ended September 30, 2008 (Unaudited) and for the Cumulative Period from July 2, 2007 (Inception) to September 30, 2008 (Unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from July 2, 2007 (Inception) to September 30, 2008 (Unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 (Unaudited), for the Period from July 2, 2007 (Inception) to September 30, 2007 (Unaudited), and for the Cumulative Period from July 2, 2007 (Inception) to September 30, 2008 (Unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

Wentworth VI, Inc.
(A Development Stage Company)
Index to Financial Statements

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

Wentworth VI, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Currents assets
Cash and cash equivalents	$13,567	$3,393
Prepaid expenses and other assets	5,000	-

Total current assets	18,567	3,393

Total assets	$18,567	$3,393

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued expenses	$7,000	$9,435
Note payable and accrued interest due to related party	-	36,448

Total current liabilities	7,000	45,883

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 6,200,000 and 4,500,000 shares issued and outstanding, respectively	620	450
Additional paid-in capital	79,105	-
(Deficit) accumulated during the development stage	(68,158)	(42,940)

Total stockholders' equity (deficit)	11,567	(42,490)

Total liabilities and stockholders' equity (deficit)	$18,567	$3,393

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Statements of Operations

				Cumulative Period
		From July 2, 2007		From July 2, 2007
	Three Months Ended	(Inception) to	Nine Months Ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	6,295	27,786	24,973	66,465

Total operating expenses	6,295	27,786	24,973	66,465

Loss from operations	(6,295)	(27,786)	(24,973)	(66,465)

Other income (expense)
Interest expense	-	(720)	(245)	(1,693)

Net loss	$(6,295)	$(28,506)	$(25,218)	$(68,158)

Net loss per share - basic and diluted	$(.001)	$(.006)	$(.004)

Weighted average number of shares of outstanding - basic and diluted	6,200,000	4,500,000	5,920,803

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From July 2, 2007 (Inception) to September 30, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at July 2, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on July 2, 2007 at par value ($0.0001 per share)	4,500,000	450	-	-	450

Net loss	-	-	-	(42,940)	(42,940)

Balances at December 31, 2007	4,500,000	450	-	(42,940)	(42,490)

Issuance of common stock on February 15, 2008 at $0.05 per share, net of issuance costs of $5,725	1,700,000	170	79,105	-	79,275

Net loss	-	-	-	(25,218)	(25,218)

Balances at September 30, 2008	6,200,000	$620	$79,105	$(68,158)	$11,567

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative Period
		From July 2, 2007	From July 2, 2007
	Nine Months Ended	(Inception) to	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net loss	$(25,218)	$(28,506)	$(68,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities: Prepaid expenses	(5,000)	-	(5,000)
Accounts payable	-	1,500	-
Accrued expenses	(2,435)	3,000	7,000
Accrued interest due to related party	(1,448)	720	-

Net cash used in operating activities	(34,101)	(23,286)	(66,158)

Cash Flows From Financing Activities
Proceeds from note payable to related party	-	35,000	35,000
Repayment of note payable to related party	(35,000)	-	(35,000)
Proceeds from sale of common stock, net of issuance costs	79,275	450	79,725

Net cash provided by financing activities	44,275	35,450	79,725

Net increase in cash	10,174	12,164	13,567

Cash and cash equivalents, beginning of period	3,393	-	-

Cash and cash equivalents, end of period	$13,567	$12,164	$13,567

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,693	$-	$1,693

The accompanying notes are an integral part of these financial statements.

Wentworth VI, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the cumulative period From July 2, 2007 (Inception) to December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $68,158. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2008

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

Fair Value of Financial Instruments
The Company's financial instruments include cash equivalents, prepaid expenses, accrued expenses, and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Cumulative Period From July 2, 2007 (Inception) to September 30, 2008, the Company’s comprehensive loss was the same as its net loss.

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
September 30, 2008

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

For the three months ended September 30, 2008 and for the period from July 2, 2007 (Inception) to September 30, 2007, the Company recognized $0 and $720, respectively, of interest expense in relation to this outstanding related party note payable. For the nine months ended September 30, 2008, the Company recognized $245, of interest expense in relation to this outstanding related party note payable.

4.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At September 30, 2008, there were 6,200,000 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

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
September 30, 2008

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
September 30, 2008

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

For the three months ended September 30, 2008 and for the period from July 2, 2007 (Inception) to September 30, 2007, the Company recorded $3,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

For the nine months ended September 30, 2008, the Company recorded $9,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

6.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at September 30, 2008 are as follows:

September 30,
2008
(Unaudited)

Assets
Capitalized start-up expenses	$10,224
Gross deferred tax asset	10,224
Valuation allowance	(10,224)
Net deferred tax asset	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the cumulative period from July 2, 2007 (Inception) to September 30, 2008 as follows:

September 30,
2008
(Unaudited)

U.S. federal income tax benefit at statutory rate	$(10,224)
Change in valuation allowance	10,224
Benefit from income taxes	$-

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $18,567, comprised of cash and cash equivalents and prepaid expenses and other assets. This compares with assets of $3,393, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $7,000, comprised exclusively of accrued expenses. This compares to the Company’s current liabilities as of December 31, 2007 of $45,883, comprised exclusively of accrued expenses and notes payable and accrued interest due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008, for the period from July 2, 2007 (inception) to September 30,2007 and for the cumulative period from July 2, 2007 (inception) to September 30, 2008:

	For the Nine months Ended September 30, 2008	From July 2, 2007 (Inception) to September 30, 2007	For the Cumulative Period from July 2, 2007 (Inception) to September 30, 2008
Net cash (used in) operating activities	$(34,101)	$(23,286)	$(66,158)
Net cash (used in) investing activities	$0	$0	$0
Net cash provided by financing activities	$44,275	$35,450	$79,725
Net increase (decrease) in cash	$10,174	$12,164	$13,567

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 2, 2007 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2008, the Company had a net loss of $6,295, comprised of (a) legal, accounting, audit and other professional service fees of $3,295 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008 and (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”). This compares with a net loss of $28,506 for the period from July 2, 2007 (Inception) to September 30, 2007, comprised of (a) legal, accounting, audit and other professional service fees of $24,139 incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed in September of 2007, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) other operating expenses of $647 and (d) interest expense on outstanding notes payable of $720.

For the nine months ended September 30, 2008, the Company had a net loss of $25,218, comprised of (a) legal, accounting, audit and other professional service fees of $14,492 incurred in relation to the Company’s private placement offering in February of 2008, the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) interest expense of $245 and (d) miscellaneous expenses of $1,481.

For the cumulative period from July 2, 2007 (inception) to September 30, 2008, the Company had a net loss of $68,158, comprised primarily of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q, the filing of the Company’s Annual Reports on Form 10-KSB and the Company’s private placement offering in February of 2008.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Dated: October 23, 2008		WENTWORTH VI, INC.

	By:	/s/ Kevin R. Keating
Kevin R. Keating
President, Secretary and Director